Form 10-K
period 2017-12-31
Santander Drive Auto Receivables Trust 2015-2; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2018-03-30
CIK 1638606, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Item 1117 of Regulation AB. Legal Proceedings.

Wells Fargo Bank, N.A., as the indenture trustee, has provided the following information:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 9B. Other Information.

Santander Consumer USA Inc. (“SC”) is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc. (“SC Holdings”). On February 28, 2018, SC Holdings filed its Annual Report on Form 10-K for the year ended December 31, 2017 and disclosed certain legal and regulatory matters. Additional information about SC Holdings and its consolidated subsidiaries, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the SEC under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

SC acts as the servicer for the issuing entity. Under the Servicing Agreement, dated July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”), and the related Program Portfolio Schedule (the Program Portfolio Schedule, together with the Servicing Agreement, the “Subservicing Agreement”), the Subservicer managed, serviced, collected, enforced, administered and provided other services with respect to each receivable held by the issuing entity that was a Performing Loan (as defined in the Subservicing Agreement). Pursuant to the written agreement of SC and the Subservicer, the Subservicing Agreement was terminated effective on December 31, 2017 at 11:59 p.m.

SC, as sole equity member, entered into a First Amendment, dated as of February 28, 2017, to the Amended and Restated Limited Company Agreement of Santander Drive Auto Receivables LLC, the depositor, amending the definition of independent director. The First Amendment is attached as an exhibit to this Form 10-K.

On April 13, 2017, a Second Amendment to Sale and Servicing Agreement was entered into amending the definition of Liquidation Proceeds in the Sale and Servicing Agreement. The Second Amendment is attached as an exhibit to this Form 10-K.

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

Management’s Assessment of Compliance for SC has identified material instances of noncompliance for the 2017 fiscal year, one of which is a continuation of a material instance of noncompliance reported by the issuing entity in its annual report on Form 10-K filed March 30, 2017 and relates to reports to investors delivered during or prior to March 2017.

Management’s Assessment of Compliance for SC for the 2016 fiscal year identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i) – reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, reports to investors provided information that was not calculated in accordance with the terms specified in the transaction agreements. SC determined the existence of a material instance of noncompliance in March 2017, and the material instance of noncompliance related to this instance for the 2017 fiscal year relates to reports to investors delivered during or prior to March 2017. The instance of noncompliance described in this paragraph for both the 2016 and 2017 fiscal years, which does relate to the asset-backed securities covered in this Form 10-K and issued by the issuing entity, relates to two separate matters:

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

To address this issue related to Supplemental Servicing Fees and the related instance of noncompliance, SC stopped including Supplemental Servicing Fees as “other amounts received” for all transactions in the Platform beginning with the March 2017 collection period and began retaining such amounts as additional servicing compensation as specified in the transaction agreements. SC believes that the inclusion of Supplemental Servicing Fees as available funds did not result in any material adverse effect on security holders.

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

To address this issue related to repossession expenses and the related instance of noncompliance, SC amended the transaction agreements for the effected transactions in the Platform to memorialize the agreement of the Servicer to pay such external costs of repossessions rather than netting such amounts from sale proceeds from the disposition of repossessed financed vehicles. SC believes that the payment of external costs associated with repossession expenses by the Servicer and the failure to report Liquidation Expenses on the investor reports net of such repossession expenses for certain transactions did not result in any material adverse effect on security holders.

Management’s Assessment of Compliance for SC for the 2017 fiscal year identified an additional matter that resulted in a finding of a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i) – reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements— and Item 1122(d)(4)(iii) – any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements. This matter relates to the following circumstance:

The transaction agreements for each transaction in the Platform specify the repurchase price to be paid by SC in connection with the repurchase of receivables from the issuing entity. In August 2017, the Servicer recalculated the accrued interest portion of the repurchase price paid in connection with the prior repurchase of receivables from issuers included in the Platform and, after recalculating the amount of accrued interest owed, determined that there was an aggregate shortfall in the repurchase price paid for certain of the transactions in the Platform. The material instance of noncompliance described in this paragraph does relate to the asset-backed securities covered by this Form 10-K and issued by the issuing entity.

To address this issue related to the repurchase price for receivables and the related instances of noncompliance, SC recalculated the repurchase price for all affected transactions and made deposits on August 15, 2017 into the applicable collection account in an amount equal to the shortfall. Additionally, SC updated the related systems coding applicable to the methodology for calculating the repurchase price in August 2017 to avoid future shortfalls. SC believes that the shortfall in the accrued interest portion of the repurchase price paid in connection with the prior repurchase of receivables and the subsequent deposit of the shortfall into the applicable collection account did not result in any material adverse effect on security holders.

With respect to the instances of noncompliance described above, SC has implemented additional procedures to confirm that calculations included in investor reports are completed as set forth in the transaction agreements and has implemented greater management oversight of reporting, enhanced quality assurance controls, and updated the related systems coding applicable to calculations included in investor reports.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)     Not Applicable.

(a)(2)     Not Applicable.

(a)(3)     See Item 15(b) below.

(b)          Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of April 15, 2015, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC”) and RBC Capital Markets, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 17, 2015)

3.1	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007 (incorporated by reference to Exhibit 3.1 of Form S-3 filed by Santander Drive (Commission File No. 333-192513) with the Securities and Exchange Commission on November 22, 2013)

3.2	First Amendment to Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2017, by SC, as sole equity member (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Santander Drive (Commission File No. 333-139609) with the Securities and Exchange Commission on March 1, 2017)

4.1	Indenture, dated as of April 22, 2015, between Santander Drive Auto Receivables Trust 2015-2, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 23, 2015)

10.1	Purchase Agreement, dated as of April 22, 2015, between SC and Santander Drive (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 23, 2015)

10.2	Sale and Servicing Agreement, dated as of April 22, 2015, among the Issuer, Santander Drive, SC and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 23, 2015)

10.3	Administration Agreement, dated as of April 22, 2015, among the Issuer, SC, as administrator, and the Indenture Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 23, 2015)

10.4	Amended and Restated Trust Agreement, dated as of April 22, 2015, between Santander Drive and Wilmington Trust, National Association, not in its individual capacity but solely as owner trustee for the Issuer (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 23, 2015)

10.5	First Amendment to Sale and Servicing Agreement, dated December 9, 2016 (incorporated by reference to Exhibit 10.5 of Form 10-D filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on December 15, 2016)

10.6	Second Amendment to Sale and Servicing Agreement, dated April 13, 2017 (incorporated by reference to Exhibit 10.2 of Form 10-D filed by the Issuer (Commission File No. 333-192513-06) with the Securities and Exchange Commission on April 17, 2017)

31.1	Certification (Santander Drive)

33.1	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (SC)

33.2	Assessment of Compliance with the Applicable Servicing Criteria (Indenture Trustee)

33.3	Management’s Assessment of Compliance with SEC Regulation AB Servicing Criteria (Subservicer)

34.1	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to SC)

34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP with respect to the Indenture Trustee)

34.3	Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP with respect to the Subservicer)

35.1	Servicer Compliance Statement (SC)

35.2	Servicer Compliance Statement (Subservicer)

99.1	Servicing Agreement, dated as of July 15, 2016, by and between SC and Santander Consumer International Puerto Rico LLC (the “Subservicer”) (incorporated by reference to Exhibit 99.1 of Form 8-K filed by Santander Drive (Commission File No. 333-139609) with the Securities and Exchange Commission on March 1, 2017)

99.2	Amended and Restated Program Portfolio Schedule (SDART Publicly Registered Transactions), dated as of January 31, 2017, by and between SC and the Subservicer (incorporated by reference to Exhibit 99.2 of Form 8-K filed by Santander Drive (Commission File No. 333-139609) with the Securities and Exchange Commission on March 1, 2017)

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

Date: March 30, 2018

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Corey Henry
Name:	Corey Henry
Title:	President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)